Form 10-Q
period 1996-08-31
MVE INC
filed 1996-10-16
CIK 930406

SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549

                                                     FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For Quarterly Period Ended August 31, 1996

                                       OR

[  ]   Transition Report Pursuant to Section 13 or 15(d) of The Securities
       Exchange Act of 1934

                    For the transition period from ___ to ___

                        Commission file Number: 33-84262


                            -------------------------

                  MVE HOLDINGS, INC.                                                 MVE, INC.
(Exact name of registrant as specified in its charter)        (Exact name of registrant as specified in its charter)


       Delaware                         41-1641718                        Delaware                    41-1396485
(State or other jurisdiction of       (IRS Employer           (State or other jurisdiction of        (IRS Employer
incorporation or organization)     Identification Number)      incorporation or organization)    Identification Number)


                         Two Appletree Square, Suite 100
                             8011 34th Avenue, South
                              Bloomington, MN 55425
                    (Address of principal executive offices)

                            Telephone: (612) 853-9600
              (Registrant's telephone number, including area code)

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                  Yes X No ___

          Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

              Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                      Applicable Only To Corporate Issuers:

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                         Outstanding at
                               Class                    August 31, 1996
MVE Holdings, Inc.         Common Stock                 175,502 Shares
MVE, Inc.                  Common Stock                   1,000 Shares
MVE Holdings, Inc.       Preferred A Stock                4,700 Shares
MVE Holdings, Inc.       Preferred B Stock                  833 Shares

                       MVE HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                     August 31,        February 29,
                                                                                       1996                1996
                                                                                   -------------       ------------
                                                                                     (Unaudited)
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                                      $       6,984       $       1,306
  Accounts receivable, net                                                              29,757              30,877
  Inventories                                                                           29,298              24,428
  Prepaid expenses and prepaid income taxes                                              6,282               5,907
                                                                                   -------------       -------------
          Total current assets                                                          72,321              62,518

PROPERTY, PLANT AND EQUIPMENT, NET                                                      27,860              22,276
OTHER ASSETS, NET                                                                       13,205               9,835
GOODWILL,  NET                                                                          37,869              39,259
                                                                                   -------------       -------------
          Total assets                                                           $     151,255       $     133,888
                                                                                   =============       =============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

  Current maturities of long-term debt                                           $         852       $       2,142
  Accounts payable                                                                      13,488              18,368
  Accrued expenses and other liabilities                                                14,139              14,205
                                                                                   -------------       -------------
          Total current liabilities                                                     28,479              34,715

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                              143,553             131,024
DEFERRED INCOME TAXES                                                                    2,470               2,470
MINORITY INTEREST AND OTHER NONCURRENT LIABILITIES                                       3,486               3,470

SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK                                         47,000                   0
SERIES B CONVERTIBLE PREFERRED STOCK                                                     8,331                   0
                                                                                   -------------       -------------
          Total liabilities                                                            233,319             171,679
                                                                                   -------------       -------------


STOCKHOLDERS' DEFICIT:

  Common stock                                                                   $           2       $           5
  Additional paid-in capital/(deficit)                                                    (449)               (449)
  Common stock warrants                                                                    168                 770
  Accumulated deficit                                                                  (81,785)            (38,117)
                                                                                   -------------       -------------
          Total stockholders' deficit                                                  (82,064)            (37,791)
                                                                                   -------------       -------------

Total liabilities and stockholders' deficit                                       $    151,255       $     133,888
                                                                                   =============       =============


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                      ( 2 )

                           MVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                    August 31,         February 29,
                                                                                       1996                1996
                                                                                   --------------      -------------
                                                                                     (Unaudited)
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                                     $          1,622     $        1,306
  Accounts receivable, net                                                                29,757             30,877
  Inventories                                                                             29,298             24,428
  Prepaid expenses and prepaid income taxes                                                6,282              5,907
                                                                                   --------------       ------------
          Total current assets                                                            66,959             62,518

PROPERTY, PLANT AND EQUIPMENT, NET                                                        27,860             22,276
DUE FROM MVE HOLDINGS, INC.                                                               31,015             31,015
OTHER ASSETS, NET                                                                         11,205              9,835
GOODWILL,  NET                                                                            37,869             39,259
                                                                                   --------------       ------------
          Total assets                                                          $        174,908     $      164,903
                                                                                   ==============       ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

  Current maturities of long-term debt                                          $            852     $        2,142
  Accounts payable                                                                        16,239             18,368
  Accrued expenses and other liabilities                                                  14,436             14,205
                                                                                   --------------       ------------
          Total current liabilities                                                       31,527             34,715

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                                143,553            131,024
DEFERRED INCOME TAXES                                                                      2,470              2,470
MINORITY INTEREST AND OTHER NONCURRENT LIABILITIES                                         3,486              3,470
                                                                                   --------------       ------------
          Total liabilities                                                              181,036            171,679
                                                                                   --------------       ------------

STOCKHOLDERS' DEFICIT:

  Common stock                                                                  $              1     $            1
  Additional paid-in capital                                                              10,411             10,411
  Accumulated deficit                                                                    (16,540)           (17,188)
                                                                                   --------------       ------------
          Total stockholders' deficit                                                     (6,128)          (  6,776)
                                                                                   --------------       ------------

Total liabilities and stockholders' deficit                                     $        174,908     $      164,903
                                                                                   ==============       ============


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                      ( 3 )

                       MVE HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                    (Unaudited)                     (Unaudited)
                                            ----------------------------   --------------------------------
                                            Three Months Ended August 31     Six Months Ended August 31
                                            ----------------------------   --------------------------------
                                                1996          1995             1996            1995
                                              --------     ---------         ----------     ----------
  NET SALES                                   $ 47,885     $  43,271          $ 94,913       $ 86,168
  COST OF SALES                                 34,083        30,535            67,511         59,886
                                              --------     ----------         ----------    ----------

            Gross profit                        13,802        12,736            27,402         26,282


  OPERATING EXPENSES:

    Selling and marketing                        2,257         2,354             4,484          4,507
    General and administrative                   6,829         4,032            10,439          7,456
    Research and development                       760         1,760             1,504          2,805
    Amortization                                 1,346         1,361             2,685          2,723
                                              --------    ----------         ----------     ----------
            Total operating expenses            11,192                          19,112
                                              --------    ----------         ----------     ----------

            Operating income                     2,610         3,229             8,290          8,791

  INTEREST EXPENSE                               4,164         3,962             8,296          7,785
                                              --------    ----------         ----------     ----------
            Income (loss) before income taxes   (1,554)       (  733)               (6)         1,006


  INCOME TAX PROVISION (BENEFIT)                (  619)         (294)               (2)           402
                                              --------    ----------         ----------     ----------

            Net income (loss)                  $(  935)     $ (  439)        $      (4)      $    604
                                              ========    ==========         ==========     ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      ( 4 )

                           MVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                             (Unaudited)                        (Unaudited)
                                                   --------------------------------   --------------------------------
                                                    Three Months Ended August 31        Six Months Ended August 31
                                                   --------------------------------   --------------------------------
                                                       1996           1995                 1996            1995
                                                   -----------    -------------         ----------     ------------
NET SALES                                          $    47,885      $   43,271          $   94,913      $    86,168
COST OF SALES                                           34,083          30,535              67,511           59,886
                                                   ------------    ------------         -----------    -------------

          Gross profit                                  13,802          12,736              27,402           26,282


OPERATING EXPENSES:

  Selling and marketing                                  2,257           2,354               4,484            4,507
  General and administrative                             5,743           4,032               9,353            7,456
  Research and development                                 760           1,760               1,504            2,805
  Amortization                                           1,346           1,361               2,685            2,723
                                                   ------------    ------------         -----------    -------------
          Total operating expenses                      10,106                              18,026           17,491
                                                   ------------    ------------         -----------    -------------

          Operating income                               3,696           3,229               9,376            8,791

INTEREST EXPENSE                                         4,164           3,962               8,296            7,785
                                                   ------------    ------------         -----------    -------------
          Income (loss) before income taxes               (468)       (    733)              1,080            1,006

INCOME TAX PROVISION (BENEFIT)                            (187)       (    294)                432              402
                                                   ------------    ------------         -----------    -------------

          Net income (loss)                        $      (281)     $ (    439)          $     648     $        604
                                                   ============    ============         ===========    =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      ( 5 )

                       MVE HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                 (Unaudited)
                                                                              Six Months Ended
                                                                                 August 31,
                                                                          -------------------------
                                                                               1996          1995
                                                                          -----------     ----------
OPERATING ACTIVITIES:

  Net income                                                               $      (4)    $      604
  Adjustments to reconcile net income to net cash
      used in operating activities:

      Depreciation and amortization                                            4,433          4,420
      Deferred income tax benefit                                                  -              -
      Change in operating assets and liabilities:

          Loss on disposition of assets                                          113              -
          Accounts receivable                                                  1,169         (4,319)
          Inventories                                                         (4,604)       (12,882)
          Prepaid expenses                                                      (213)        (2,404)

          Accounts payable                                                    (4,874)         3,964
          Accrued expenses and other liabilities                                (361)        (2,749)
                                                                            ---------     ----------

              Net cash used in operating activities                           (4,341)       (13,366)
                                                                            ---------     ----------

INVESTING ACTIVITIES:

  Proceeds from disposition of assets                                              8              -
  Change in other assets, net                                                 (3,894)             -
  Acquisition, net                                                               239              -
  Additions to property, plant, and equipment                              $  (6,953)    $ (  3,001)
                                                                            ---------     ----------

              Net cash used in investing activities                          (10,600)      (  3,001)
                                                                            ---------     ----------

FINANCING ACTIVITIES:

  Borrowings under working capital agreement                               $ 111,500     $   14,599
  Repayments under working capital agreement                                (103,507)        (1,069)
  Proceeds from issuance of long-term debt                                     2,381          3,479
  Repayment of long-term debt                                                   (525)        (1,778)
  Proceeds from preferred stock sale                                          47,000              -
  Purchase of treasury stock                                                 (33,300)             -
  Purchase of common  stock warrants                                          (2,638)             -
  Changes in Other non-current assets                                           (292)             -
                                                                            ---------     ----------

              Net cash provided by financing activities                       20,619         15,231
                                                                            ---------     ----------

              Net increase (decrease) in cash and cash equivalents             5,678       (  1,136)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,306          1,224
                                                                            ---------     ----------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                                  $   6,984     $       88
                                                                            =========     ==========

Supplemental Disclosure of Cash Flow Information:

          Cash paid during the year for interest                           $   7,963      $   7,670
          Cash paid during the year for taxes                              $   1,722      $   2,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      ( 6 )

                           MVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                             (Unaudited)
                                                                                          Six Months Ended
                                                                                             August 31,
                                                                                     --------------------------
                                                                                         1996            1995
                                                                                     -----------     ----------
OPERATING ACTIVITIES:

  Net income                                                                          $     648      $      604
  Adjustments to reconcile net income to net cash
      used in operating activities:

      Depreciation and amortization                                                       4,433           4,420
      Deferred income tax benefit                                                             -               -
      Change in operating assets and liabilities:

          Loss on disposition of assets                                                     113               -
          Accounts receivable                                                             1,169          (4,319)
          Inventories                                                                    (4,604)        (12,882)
          Prepaid expenses                                                                 (213)         (2,404)
          Accounts payable                                                               (2,123)          3,964
          Accrued expenses and other liabilities                                            (64)         (2,749)
                                                                                       ---------      ----------

              Net cash used in operating activities                                        (641)        (13,366)
                                                                                       ---------      ----------

INVESTING ACTIVITIES:

  Proceeds from disposition of assets                                                         8               -
  Acquisition, net                                                                          239               -
  Change in other assets, net                                                            (1,894)              -
  Additions to property, plant, and equipment                                         $  (6,953)     $ (  3,001)
                                                                                       ---------      ----------

              Net cash used in investing activities                                      (8,600)       (  3,001)
                                                                                       ---------      ----------

FINANCING ACTIVITIES:

  Borrowings under working capital agreement                                          $ 111,500      $   14,599
  Repayments under working capital agreement                                           (103,507)         (1,069)
  Proceeds from issuance of long-term debt                                                2,381           3,479
  Repayment of long-term debt                                                              (525)         (1,778)
  Changes in other non-current assets                                                      (292)              -
                                                                                       ---------      ----------

              Net cash provided by financing activities                                   9,557          15,231
                                                                                       ---------      ----------

              Net increase (decrease) in cash and cash equivalents                          316        (  1,136)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            1,306           1,224
                                                                                       ---------      ----------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                                             $   1,622      $       88
                                                                                       =========      ==========

Supplemental disclosure of cash flow information:

          Cash paid during the year for interest                                      $   7,963      $    7,670
          Cash paid during the year for taxes                                         $   1,722      $    2,630


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      ( 7 )

                MVE HOLDINGS, INC. AND MVE, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM UNAUDITED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1996

1.       Description of Business and General Information

In the opinion of MVE Holdings, Inc. (Holdings) and MVE, Inc. (the Company), the accompanying condensed consolidated financial statements include all adjustments necessary, all of which were of a normal recurring nature, to present fairly the financial position of Holdings and the Company as of August 31, 1996 and the results of its operations and its cash flows for the six month periods ended August 31, 1996 and 1995. The results are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements included herein have been prepared by Holdings and the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of Holdings and the Company and their subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In accordance with the rules and regulations of the SEC, the accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended February 29, 1996. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the February 29, 1996 audited financial statements have been omitted from these interim financial statements. While management of Holdings and the Company believes the procedures followed in preparing these financial statements are reasonable under the circumstances and that all adjustments necessary for a fair statement of the results of operations have been made. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in Holdings' and the Company's latest annual report on Form 10-K.

2.       Inventories

Inventories are stated at the lower of cost of market, utilizing the first in, first out method for all of the inventories at August 31, 1996 and February 29, 1996, respectively. Inventories consist of the following:

                                                     (in thousands)
                                         August 31, 1996      February 29, 1996
                                        ----------------    -------------------

Purchased materials and subassemblies            $18,045           $13,451
Work in process                                    5,896             4,404
Finished goods                                     5,357             6,573
                                                   -----             -----
                                                 $29,298           $24,428
                                                 =======           =======


3. On August 28, 1996 MVE Investors, LLC, a limited liability company whose members include ACI Capital I, LLC, American Securities Capital Partners L.P., Keystone, Inc. and Cramer Rosenthal McGlynn Inc. purchased 4,700 shares of MVE Holdings' 12.5% Class A Cumulative Convertible Participating Preferred Stock, par value $100 per share, for the purchase price of $47 million. Holdings used the proceeds of this transaction to purchase a substantial portion of certain shareholders' common stock.

Following this recapitalization, MVE Investors, LLC holds shares of Class A Preferred Stock which are convertible into 374,633 shares of Holdings' Common Stock, or approximately 70.2% of the Common Stock outstanding on a fully diluted basis.

In exchange for 66,406 shares of Common Stock held by certain shareholders, Holdings issued 833 shares of 10% Class B Preferred Stock, each such share having a liquidation preference of $10,000 plus accrued and unpaid dividends. This class of stock is subject to mandatory redemption six years plus one day after the date of issuance.

Additionally, Holdings purchased for cash 78% of its outstanding Warrants for $30.10944 per warrant.

                                      ( 8 )

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company has three business segments: Industrial Products, Distributed Products and Medical Products. Industrial Products develops, manufactures and markets cryogenic storage tanks and transportation equipment and provides related services to producers, distributors and end users of industrial gases. Distributed Products consists of three product lines: restaurant products, biological storage systems and new applications. Restaurant products consists primarily of vacuum insulated, bulk liquid CO(2) containers used for beverage carbonization in restaurants, convenience stores and cinemas. Biological storage systems' products consist of vacuum insulated vessels used to transport and store beef and dairy cow semen and embryos and human organs, skin tissue samples and other temperature-sensitive biological matter. New applications develops new markets and new products using the Company's existing and developing technology/products include AURA(TM) flat vacuum panels for insulation for durable consumer appliances and vacuum insulated containers for liquid natural gas. Holdings conducts business through the Company and its direct and indirect subsidiaries and has no operations of its own. Medical Products develops, manufactures, assembles and markets a broad range of medical respiratory products, including liquid oxygen systems, ambulatory oxygen systems, oxygen concentrators and nebulizers.

RESULTS OF OPERATIONS

THREE-MONTHS ENDED AUGUST 31, 1996 & 1995

Net Sales

Net sales for the quarter ended August 31, 1996 increased 10.6% to $47.9 million from $43.3 million in the comparable period in 1995.

Industrial Products: Net sales for the quarter ended August 31, 1996 increased 38.5% to $29.5 million from $21.3 million in the comparable period in 1995. The increase is primarily attributable to the Japanese market for liquid cylinders, increased investment in fabrication plants for semiconductors requiring electronic-grade tanks, and increased environmental regulation that increased the demand for liquid hydrogen tanks.

Distributed Products: Net sales for the quarter ended August 31, 1996 decreased 1.7% to $11.5 million from $11.7 million in the comparable period in 1995. The decrease is primarily attributable to significant decreases in AURA panels sales offset by increased restaurant CO(2) sales. CO(2) sales were up due to increased sales coverage in two territories and significant increases in shipments to one major customer.

Medical Products: Net sales for the quarter ended August 31, 1996 decreased 33.0% to $6.9 million from $10.3 million in the comparable period in 1995. This lower level of sales results from the continued uncertainty in oxygen reimbursement caused by the review of Medicare/Medicaid expenditures and the delayed introduction of a new concentrator product.

Gross Margin

Gross margin decreased to 28.8% for the three months ended August 31, 1996 from 29.0% for the three months ended August 31, 1995.

Industrial Products: Gross margin increased to 23.3% for the quarter ended August 31, 1996 from 23.2% for the quarter ended August 31, 1995.

Distributed Products: Gross margin increased to 40.4% for the quarter ended August 31, 1996 from 33.3% for the quarter ended August 31, 1995. The increase is primarily attributable to manufacturing efficiencies as a result of increased volumes for Restaurant products, improved unit manufacturing costs for Biological products, and decreased sales of AURA flat vacuum panels.

Medical Products: Gross margin decreased to 32.9% for the quarter ended August 31, 1996 from 36.1% for the quarter ended August 31, 1995. The decrease is primarily attributable to lower volumes and a less profitable product mix.

                                      ( 9 )

Operating Income

Operating income decreased 19.2% to $2.6 million or 5.4% of net sales for the three months ended August 31, 1996 from $3.2 million or 7.5% of net sales for the three months ended August 31, 1995. The decrease is primarily due to the expenses related to the recapitalization with MVE Investors, LLC in August and the decline in Medical Products sales. Adjusting for the recapitalization expenses, operating income would have increased 50% to $4.8 million

Interest Expense

Interest expense was $4.2 million for the quarter ended August 31, 1996 and $4.0 million the quarter ended August 31, 1995. The increase reflects increased indebtedness due to the Company's expansion efforts.

Income Taxes

The benefit from income taxes was $.6 million for the quarter ended August 31, 1996 as compared to a benefit of $.3 million for the quarter ended August 31, 1995. The decrease is attributable to the decrease in taxable income.

Net Income

As a result of the above, net income decreased to ($.9) million for the quarter ended August 31, 1996 from ($.4) million in the quarter ended August 31, 1995.

Adjusted EBDAIT

Adjusted EBDAIT (earnings before depreciation, amortization, interest, income taxes and other non-cash or non-recurring expenses) decreased 14.3% to $4.8 million or 10.0% of sales for the quarter ended August 31, 1996 from $5.6 million or 12.9% of sales in the comparable period of 1995. The decrease in Adjusted EBDAIT is attributable to the factors noted in "Operating Income" above.

SIX-MONTHS ENDED AUGUST 31, 1996 & 1995

Net Sales

Net sales for the six months ended August 31, 1996 increased 10.0% to $94.9 million from $86.2 million in the comparable period in 1995.

Industrial Products: Net sales for the six months ended August 31, 1996 increased 34.9% to $59.1 million from $43.8 million in the comparable period in 1995. The increase is primarily attributable to the Japanese market for liquid cylinders, increased investment in fabrication plants for semiconductors requiring electronic-grade tanks, and increased environmental regulation that increased the demand for liquid hydrogen tanks.

Distributed Products: Net sales for the six months ended August 31, 1996 decreased .9% to $21.7 million from $21.9 million in the comparable period in 1995. The decrease is primarily attributable to significant decreases in AURA panels sales offset by increased restaurant CO(2) sales. CO(2) sales were up due to increased sales coverage in two territories and significant increases in shipments to one major customer.

Medical Products: Net sales for the six months ended August 31, 1996 decreased 31.2% to $14.1 million from $20.5 million in the comparable period in 1995. The decrease results from the continued uncertainty in oxygen reimbursement caused by the review of Medicare/Medicaid expenditures and the delayed introduction of a new concentrator product.

Gross Margin

Gross margin decreased to 28.9% for the six months ended August 31, 1996 from 29.7% for the six months ended August 31, 1995.

                                     ( 10 )

Industrial Products: Gross margin decreased to 23.8% for the six months ended August 31, 1996 from 25.2% for the six months ended August 31, 1995. The decrease is primarily attributable to labor inefficiencies and an unfavorable change in product mix.

Distributed Products: Gross margin increased to 40.0% for the six months ended August 31, 1996 from 33.7% for the six months ended August 31, 1995. The increase is primarily attributable to manufacturing efficiencies as a result of increased volumes for Restaurant products, improved unit manufacturing costs for Biological products, and decreased sales of AURA flat vacuum panels.

Medical Products: Gross margin decreased to 33.0% for the six months ended August 31, 1996 from 35.0% for the six months ended August 31, 1995. The increase is primarily attributable to lower volumes and a less profitable product mix along with lower productivity due to the Company's consolidation efforts.

Operating Income

Operating income decreased 5.7 % to $8.3 million or 8.7% of net sales for the six months ended August 31, 1996 from $8.8 million or 10.3% of net sales for the six months ended August 31, 1995. The decrease is primarily due to the expenses related to the recapitalization and the decline in Medical product sales. Adjusting for the recapitalization expenses, operating income would have increased 19.3% to $10.5 million.

Interest Expense

Interest expense was $8.3 million for the six months ended August 31, 1996 and $7.8 million the six months ended August 31, 1995. The increase reflects the increased indebtedness associated with the Company's expansion efforts.

Income Taxes

There was no benefit or provision for income taxes for the six months ended August 31, 1996 as compared to a $.4 million provision for the six months ended August 31, 1995. The change is attributable to the decrease in taxable income.

Net Income

As a result of the above, net income decreased to approximately zero for the year-to-date 1996 from $.6 million in the comparable period of 1995.

Adjusted EBDAIT

Adjusted EBDAIT (earnings before depreciation, amortization, interest, income taxes and other non-cash or non-recurring expenses) decreased 3.8% to $12.7 million or 13.4% of sales for the six months ended August 31, 1996 from $13.2 million or 15.3% of sales in the comparable period of 1995. The increase in Adjusted EBDAIT is attributable to the factors noted in "Operating Income" above offset by higher levels of depreciation and amortization in the current period.

LIQUIDITY AND CAPITAL RESERVES

Cash flow used in operating activities was approximately $4.3 million and $13.4 million for the six months ended August 31, 1996 and 1995, respectively. This results from better management of net operating assets.

Working capital was $43.6 million and $33.8 million, respectively at August 31, 1996 and 1995.

The Company spent approximately $10.6 million in the six months ended August 31, 1996 on investing activities as compared to $3.0 million in the same period in 1995. This results primarily from the company's expansion efforts in the Industrial division and the consolidation efforts in the Medical division.

Cash flow received in financing activities was approximately $20.6 million and $15.2 million in the first two quarters of 1996 and 1995, respectively. This results primarily from the cash received in the preferred stock sale to MVE Investors, LLC, less the cash used to redeem common stock by MVE Holdings, Inc.

                                     ( 11 )

                           PART II. OTHER INFORMATION

Item 2.

                              Changes in Securities

On August 28, 1996 MVE Investors, LLC, a limited liability company whose members include ACI Capital I, LLC, American Securities Capital Partners L.P., Keystone, Inc. and Cramer Rosenthal McGlynn Inc. purchased 4,700 shares of MVE Holdings' 12.5% Class A Cumulative Convertible Participating Preferred Stock, par value $100 per share, for the purchase price of $47 million. Pursuant to a shareholders agreement entered into by and among the shareholders of Holdings in connection with the purchase, MVE Investors, LLC has the right to designate three directors to serve on the Board of Directors of Holdings. Holdings used the proceeds of this transaction to redeem a substantial portion of certain shareholders' common stock.

Following this recapitalization, MVE Investors, LLC will hold shares of Class A Preferred Stock which are immediately convertible into 374,633 shares of Holdings' Common Stock, or approximately 70.2% of the Common Stock outstanding on a fully diluted basis.

In exchange for 66,406 shares of Common Stock held by certain shareholders, Holdings issued 833 shares of 10% Class B Preferred Stock, each such share having a liquidation preference of $10,000 plus accrued and unpaid dividends. This class of stock is subject to mandatory redemption six years plus one day after the date of issuance.

Additionally, Holdings purchased for cash 78% of its outstanding Warrants for $30.10944 per warrant.

Item 5 (Item 1 of Form 8-K)

As disclosed above in Item 2, MVE Investors, LLC acquired a controlling interest in Holdings on August 28, 1996. See Item 2 above for further discussion.

Item 6.

                        Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K.  No 8-K Reports were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                               MVE HOLDINGS, INC.



DATE:    October 14, 1996             /s/ J. David O'Halloran
                                      --------------------------
                                      J. David O'Halloran
                                      President and Chief Executive Officer

                                    MVE INC.



DATE:    October 14, 1996             /s/ J. David O'Halloran
                                      --------------------------
                                      J. David O'Halloran
                                      President and Chief Executive Officer

                                      (12)